Form 10QSB
period 2001-06-30
SILVER ROSE DEVELOPMENT INC
filed 2001-08-24
CIK 1105315

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

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                 to
                                            ---------------    ----------------
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

                                                   Respectfully submitted



                                                    /S/ ROBISON, HILL & CO
                                                    Certified Public Accountants

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
                                                   ==============  ==============  =============== ===============








                        See accompanying notes and accountants' report

                                 SILVER ROSE DEVELOPMENT, INC.
                                 (A Development Stage Company)
                                    STATEMENT OF CASH FLOWS
                                          (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                 October 20,
                                                                                     1999
                                                  For the six months ended       Inception of
                                                          June 30,               Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
Cash Flows from Operating Activities:
    Net Loss                                   $        (1,672)$          (935) $       (3,459)
    Increase (Decrease) in Accounts Payable              1,672              55           1,472
                                               --------------- ---------------  --------------
        Net cash used in operating activities                -            (880)         (1,987)

Cash Flows from Investing Activities:
        Net cash provided by investing activities            -               -               -
                                               --------------- ---------------  --------------

Cash Flows from Financing Activities:
    Capital contributed by shareholder                       -             880           1,987
                                               --------------- ---------------  --------------
         Net cash provided by
         financing activities                                -             880           1,987
                                               --------------- ---------------  --------------

Net change in cash and cash equivalents                      -               -               -
Cash and cash equivalents at beginning of year               -               -               -
                                               --------------- ---------------  --------------

Cash and cash equivalents at end of year       $             - $             -  $            -
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





DATE: August 23, 2001          By:  /s/
     --------------------        ----------------------------------------------
                                         Daniel L. Hodges
                                         President / CFO and Director