Form 10QSB
period 2002-03-31
SILVER ROSE DEVELOPMENT INC
filed 2002-05-13
CIK 1105315

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                          Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:            March 31, 2002
                                            ------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                         EXCHANGE ACT

             For the transition period from                   to
                                            -----------------    ---------------
                    Commission file number                 000-29659
                                            ------------------------------------

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

                                 (520) 731-9890
                   ------------------------------------------
                            Issuer's telephone number

      (Former name, former address and former fiscal year, if changed since last report.)


                             APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2002 1,000,000

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                            PART I


Item 1.  Financial Statements



                               INDEPENDENT ACCOUNTANT'S REPORT


Silver Rose Development, Inc.
(A Development Stage Company)


        We have reviewed the accompanying balance sheet of Silver Rose Development, Inc. (a development stage company) as of March 31, 2002 and December 31, 2001, and the related statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 3, 2002

                                 SILVER ROSE DEVELOPMENT, INC.
                                 (A Development Stage Company)
                                        BALANCE SHEETS
                                          (Unaudited)

                                                                  March 31,      December 31,
                                                                    2002             2001
                                                               ---------------  --------------
ASSETS                                                         $             -  $            -
                                                               ===============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable                                             $             -  $        1,007
                                                               ---------------  --------------

          Total Liabilities                                                  -           1,007
                                                               ---------------  --------------

Stockholders' Equity
Common stock (par value $.001), 100,000,000 shares authorized,  issued 1,000,000 shares at March 31,
  2002 and December 31, 2001                                             1,000           1,000
Paid-In Capital                                                          4,781           3,774
Retained deficit                                                        (1,200)         (1,200)
Deficit accumulated during development stage                            (4,581)         (4,581)
                                                               ---------------  --------------

          Total Stockholders' Equity                                         -          (1,007)
                                                               ---------------  --------------

          Total Liabilities and Stockholders' Equity           $             -  $            -
                                                               ===============  ==============



















                        See accompanying notes and accountants' report

                                 SILVER ROSE DEVELOPMENT, INC.
                                 (A Development Stage Company)
                                    STATEMENT OF OPERATIONS
                                          (Unaudited)



                                                                    Cumulative
                                                                       Since
                                                                    October 20,
                                        For the Three Months            1999
                                               Ended                Inception of
                                             March 31,              Development
                                   ------------------------------
                                        2002            2001           Stage
                                   --------------  --------------  --------------

Revenues                           $            -  $            -  $            -
                                   --------------  --------------  --------------

Expenses                                        -           1,672           4,581
                                   --------------  --------------  --------------

       Net Loss                    $            -  $       (1,672) $       (4,581)
                                   ==============  ==============  ==============


Basic & Diluted loss per share     $            -  $            -
                                   ==============  ==============























                        See accompanying notes and accountants' report

                                SILVER ROSE DEVELOPMENT, INC.
                                 (A Development Stage Company)
                                    STATEMENT OF CASH FLOWS
                                          (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                 October 20,
                                                                                     1999
                                                 For the three months ended      Inception of
                                                          March 31,              Development
                                               -------------------------------
                                                    2002            2001            Stage
                                               --------------- ---------------  --------------
Cash Flows from Operating Activities:
    Net Loss                                   $             - $        (1,672) $       (4,581)
    Increase (Decrease) in Accounts Payable             (1,007)          1,672            (200)
                                               --------------- ---------------  --------------
        Net cash used in operating activities           (1,007)              -          (4,781)

Cash Flows from Investing Activities:
        Net cash provided by investing activities            -               -               -
                                               --------------- ---------------  --------------

Cash Flows from Financing Activities:
    Capital contributed by shareholder                   1,007               -           4,781
                                               --------------- ---------------  --------------
         Net cash provided by
         financing activities                            1,007               -           4,781
                                               --------------- ---------------  --------------

Net change in cash and cash equivalents                      -               -               -
Cash and cash equivalents at beginning of year               -               -               -
                                               --------------- ---------------  --------------

Cash and cash equivalents at end of year       $             - $             -  $            -
                                               =============== ===============  ==============

Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the year for:
        Interest                               $             - $             -  $            -
        Franchise and income taxes             $             - $             -  $          615

Supplemental Disclosure of Non-Cash Investing and Financing Activities: None









                        See accompanying notes and accountants' report

                                 SILVER ROSE DEVELOPMENT, INC.
                                 (A Development Stage Company)
                                 NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                          (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the state of Nevada on July 2, 1997. The Company ceased all operating activities during the period from July 2, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of March 31, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                                 SILVER ROSE DEVELOPMENT, INC.
                                 (A Development Stage Company)
                                 NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (continued)
                                          (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                 For the three months ended March 31, 2002
                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                   $             -        1,000,000  $            -
                                              ===============  ===============  ==============

                                                 For the three months ended March 31, 2001
                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                   $        (1,672)       1,000,000  $            -
                                              ===============  ===============  ==============

        The effect of outstanding common stock equivalents are anti-dilutive for March 31, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

        As of March 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,800 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                                 SILVER ROSE DEVELOPMENT, INC.
                                 (A Development Stage Company)
                                 NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (continued)
                                          (Unaudited)


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

NOTE 4 - COMMITMENTS

        As of March 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.


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

Results of Operations

        The Company had no sales or sales revenues for the three months ended March 31, 2002 or 2001 because it is a shell company that has not had any business operations for the past three years.

        The Company had no costs of sales revenues for the three months ended March 31, 2002 or 2001 because it is a shell company that has not had any business operations for the past three years. The Company had $0 in general and administrative expenses for the three month period ended March 31, 2002 and $1,672 for the same periods in 2001.

        The Company recorded net loss of $0 for the three months ended March 31, 2002 compared to $1,672 loss for the same periods in 2001.

Capital Resources and Liquidity

        At March 31, 2002, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2001. The Company had a net working capital deficit of $0 and $1,007 at March 31, 2002 and December 31, 2001.

        Net stockholders' deficit in the Company was $0 and $1,007 as of March 31, 2002 and December 31, 2001.

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



                                 SILVER ROSE DEVELOPMENT, INC.
                                ------------------------------
                                         (Registrant)





DATE: May 9, 2002                             By:  /s/
     ------------------                           ------------------------------
                                                    Daniel L. Hodges
                                                    President / CFO and Director